Form 10-K/A
period 2006-12-31
Wells Fargo Home Equity Asset-Backed Securities 2006-1 Trust
filed 2007-08-03
CIK 1359749

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

        The Royal Bank of Scotland plc provides an Interest Rate Swap derivative instrument for the trust as disclosed in the 424 Prospectus. No additional disclosure is required as no entity or group of affiliated entities provides derivative instruments having an aggregate significance percentage of 10% or more.





  Item 1117 of Regulation AB, Legal Proceedings.

           The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            Omitted.

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

        The foregoing instances of noncompliance do not relate to any activities performed by Wells Fargo Bank, National Association in connection with the Issuing Entity.

        Although each applicable servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation
        Reports included with this report, the Trustee's, HSBC Bank USA
        NA, Assessment of Compliance and related Attestation Report did not address the servicing criterion in Item 1122(d)(2)(iii) of Regulation AB because the Trustee was not required to make advances during the reporting period ended December 31, 2006.



Item 1123 of Regulation AB, Servicer Compliance Statement.

           The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits


        (4.1) Pooling and Servicing Agreement, dated as of May 30, 2006, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2006.

        (10.1) Mortgage Loan Purchase Agreement, dated
        May 30, 2006, incorporated by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2006.

        (10.2) Interest Rate Swap Agreement, dated May 30, 2006, incorporated by reference from Exhibit 10.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2006.

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


     (35) Servicer compliance statement.


      a) Wells Fargo Bank, N.A., as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Securities Administrator <F1>



   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Wells Fargo Home Equity Asset-Backed Securities 2006-1 Trust
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Servicer)

    /s/ John Brown
    John Brown,  Senior Vice President
    (senior officer in charge of the servicing function of the servicer)

    Date:      July 19, 2007




  Exhibit Index

  Exhibit No.


     (4.1) Pooling and Servicing Agreement, dated as of May 30, 2006, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2006.

    (10.1) Mortgage Loan Purchase Agreement, dated May 30, 2006, incorporated by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2006.

    (10.2) Interest Rate Swap Agreement, dated May 30, 2006, incorporated by reference from Exhibit 10.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2006.

     (31)   Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



      a) HSBC Bank USA, National Association, as Trustee
      b) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      c) Wells Fargo Bank, N.A., as Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator
      e) Wells Fargo Bank, N.A., as Custodian
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) HSBC Bank USA, National Association, as Trustee
      b) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      c) Wells Fargo Bank, N.A., as Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator
      e) Wells Fargo Bank, N.A., as Custodian
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A


     (35) Servicer compliance statement.


      a) Wells Fargo Bank, N.A., as Servicer
      b) Wells Fargo Bank, N.A., as Securities Administrator
